Form 10KSB
period 1996-05-31
BUILDERS WAREHOUSE ASSOCIATION INC
filed 1996-08-16
CIK 840249

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER 0-2108-2

                      BUILDERS WAREHOUSE ASSOCIATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

COLORADO                                                       84-1090968
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


                          2800 28TH STREET, SUITE 100
                         SANTA MONICA, CALIFORNIA 90405
             (Address of Registrant's principal executive offices)
                                 (310) 453-4371
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $0.008                          Nasdaq

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X     No
                                               ----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $16,402,276.

The aggregate market value of voting stock based upon the closing market price held by non-affiliates of the Registrant on July 12, 1996 was $ 20,616,039.

The number of shares of the Registrant's Common Stock, $0.008 par value, outstanding on July 12, 1996 was 3,983,237.

                  DOCUMENTS INCORPORATED BY REFERENCE :  None

                               TABLE OF CONTENTS


                                     PART I


Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

                 Company Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 History    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 Acquired Businesses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                          Uni Precision Industrial Limited  . . . . . . . . . . . . . . . . . . . . . . . .  2
                          Sciteq Electronics, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                          Pacific Data Products, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                          Relialogic Technology Corporation . . . . . . . . . . . . . . . . . . . . . . . .  3
                 Discontinued Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                 Business Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                 Key Products for the Local Area Network Market . . . . . . . . . . . . . . . . . . . . . .  4
                 Key Products Utilizing Radio Frequency Synthesis . . . . . . . . . . . . . . . . . . . . .  5
                 Other Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                 Intellectual Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                 Manufacturing and Quality  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                 Pending Litigation and Potential Claims  . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .  9



                                                 PART II

Item 5.   Market for Company's Common Equity and Related Matters  . . . . . . . . . . . . . . . . . . . .   10

Item 6.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                 Results of Operations: Comparison of Year Ended May 31, 1996
                          and July 1, 1994 (inception) to May 31, 1995  . . . . . . . . . . . . . . . . . . 11
                 Results of Operations: Analysis of Period July 1, 1994 (inception)
                          to May 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
                 Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
                 Other Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 7.    Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 8.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


                                                PART III

Item 9.  Directors and Executive Officers of the Company  . . . . . . . . . . . . . . . . . . . . . . . . .  16

                 Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . .  17

Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                 Summary Compensation Table . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
                 Long-Term Incentive Plans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
                 Option Grants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 11.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . . . . .  19

Item 12.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . .  21


                                                PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . .  22

                                     PART I


ITEM 1.  BUSINESS.

COMPANY OVERVIEW

Builders Warehouse Association, Inc., (the "Company") through its subsidiaries designs, manufactures and markets networking, connectivity and add-on products for Local Area Networking markets. The Company's products include network adapters, hubs, Ethernet switches, video cards, shared printer network servers and adapters, printer enhancement products and products utilizing Phase-Locked Loop, direct analog, and direct digital radio frequency ("RF") synthesis.
The Company's products are sold worldwide to original equipment manufacturers and through distributors.

On June 18, 1996, the Company agreed to merge with Osicom Technologies, Inc. ("Osicom"), a leader in Local Area and Wide Area Networking and broad band communications markets. Specific goals of the merger, from the perspective of the Company, include access to Osicom's design capabilities and product research and development, utilization of the Company's ISO-9001-certified plant to manufacture products from Osicom's product line; and access to Osicom's traditional customers and sales channels, which include the original equipment manufacturers, state and federal governments, and the telephone and cable providers. It is therefore anticipated that the merger will yield to the Company expanded market opportunities, increased utilization of manufacturing capacity, and, as a result, improved margins through reductions in cost.

Management intends to continue its strategy of acquiring companies that control proprietary technologies, have significant market share in products which fit into the Company's product lines, give the Company access to new sales channels, or offer enhanced manufacturing capabilities.


HISTORY

Builders Warehouse Association, Inc., is a Colorado corporation originally incorporated under the name of Ceetac Corp. on June 30, 1988, and subsequently doing business as Omni Corporation. The primary purpose of the Company was to evaluate acquisition candidates and complete acquisitions of, or mergers with those candidates. The Company was therefore accounted for as a "development stage company" and, until September 20, 1991, conducted no business activities.

On May 31, 1995, the Company acquired 100% of the outstanding common stock of Relialogic Technology Corporation ("RTC"), a designer and manufacturer of add-on products for the multimedia computer marketplace as well as a distributor of computer products manufactured by others. At the time of this acquisition, the shareholders of RTC gained voting control of the Company and therefore became the acquiring entity. As a result, RTC is the accounting survivor and reporting successor. The acquisition of RTC by the Company was recorded as a reverse acquisition. The predecessor company balance sheets were adjusted to reflect the recapitalization of RTC pursuant to the acquisition. The historical stockholders' equity of RTC was adjusted to reflect the cost basis of the RTC shareholders in the net assets of RTC. As a result of the acquisition of RTC by the Company, RTC changed its accounting year end to May 31.


ACQUIRED BUSINESSES

A primary goal of the Company in 1996 has been to expand its networking business through the acquisition of companies both in the United States and abroad.

UNI PRECISION INDUSTRIAL LIMITED

On April 1, 1996, the Company acquired 100% of the common stock of Uni Precision Industrial, Ltd. ("Uni"), a Hong Kong corporation, for a purchase price of $6 million in cash and debt assumed, $500,000 paid at the closing of the transaction, an additional $5.5 million paid upon completion of audited financial statements in May, 1996. An additional $4.0 million payment will be made April 1, 1997 subject to pro rata adjustment based upon Uni achieving net income after tax of $2.5 million during the 12-month period ending March 31, 1997. The Company incurred additional costs in connection with the purchase of Uni of $813,000, of which $809,000 was paid through the issuance of restricted common shares.

Uni has as its corporate headquarters a 14,000 square foot facility in Hong Kong, and it operates one of the few ISO-9001-certified manufacturing facilities in China (ISO-9001 being the most stringent of the ISO 9000 series of standards). UNI has a combined workforce of approximately 1,200 at its 258,000 square foot plant in China and its offices in Hong Kong. Uni derives revenues from the design, manufacture and sale of networking products. Uni also designs and manufactures many other products, including joysticks and cable TV set-top descramblers. Uni also has majority and minority interests in several technology companies that produce such products as advanced hand-held point of sale systems and miniature digital foreign language translators.

SCITEQ ELECTRONICS, INC.

On May 31, 1996, through a merger with a newly-formed corporation, Sciteq Communications, Inc. ("Sciteq"), the Company acquired 100% of Sciteq Electronics, Inc., for $600,000 in cash, plus stock and below-market stock options of the Company valued at $2.4 million. A final payment in stock of the Company valued at $2 million will be made 12 months from closing. The final payment is subject to pro rata adjustment based upon Sciteq achieving pretax net income of $750,000 in the twelve months ending December 31, 1996. The Company incurred additional costs in connection with this acquisition of $579,000, of which $532,000 was paid or will be paid through the issuance of common shares.

Sciteq designs, manufactures and markets products utilizing Phase-Locked Loop, direct analog, and direct digital RF synthesis, the principal technologies employed in a wide array of emerging electronic systems including wireless, fiber optic cable and satellite communications. Sciteq has 18 employees at its San Diego, California facility.

PACIFIC DATA PRODUCTS, INC.

On May 24, 1996, the Company, through its newly-created, wholly-owned subsidiary PDP Acquisition Corp. ("PDPA"), acquired substantially all of the assets of Pacific Data Products, Inc. ("PDP"). The Company paid $273,000 in cash and assumed PDP's bank indebtedness of approximately $2.4 million in return for all of PDP's assets, including cash, accounts receivable, inventory, fixed assets and intangibles including patents, trademarks, copyrights and certain specified business agreements. The Company incurred additional costs in connection with the purchase of PDP's assets of $123,000, of which $121,000 was paid through the issuance of common shares.

PDP Acquisition Corp. entered into an agreement with Coast Business Credit ("Coast") for a $5 million credit facility secured by all of PDP Acquisition Corp.'s newly-acquired assets. The Company provided for a $500,000 infusion of working capital to PDP Acquisition Corp., as well as a limited guarantee of $750,000 to effectuate the Coast credit facility.

PDP is a designer and manufacturer of shared printer network adapters, servers and other products including font cartridges and memory modules.

RELIALOGIC TECHNOLOGY CORPORATION

As mentioned above, on May 31, 1995, the Company acquired 100% of the outstanding stock of Relialogic Technology Corporation. RTC is a designer and manufacturer of add-on products for the multimedia computer marketplace, as well as a distributor of computer products manufactured by others. RTC is also a provider of video graphics cards in the United States. Sales by RTC are made primarily through national and regional distributors. RTC subcontracts all of its manufacturing. Research and development is conducted in-house, as well as by developers engaged on a project-by-project basis.


DISCONTINUED BUSINESSES

As of May 31, 1995, the Company disposed of its loss-generating, wholly-owned subsidiary, BWA, Inc., which owned two Arkansas-incorporated operating subsidiaries, Builders Warehouse Association, Inc., and American Plywood Sales, Inc., both of which were engaged in the building supply industry. Such operations incurred an operating loss of approximately $2.4 million during the year ended May 31, 1995 and had a consolidated negative book value at disposition of $1,143,042. Under the terms of the disposition agreement the Company transferred its shares in BWA, Inc., plus 125,000 restricted shares of its common stock to Krypton Management, Inc., with an approximate market value of $437,500 at May 31, 1995. In addition, the Buyer assumed future costs and potential losses from any litigation and claims related to BWA, Inc. and its activities prior to the disposition.

BUSINESS STRATEGY

During the fiscal year just completed, and continuing into the immediate future, the Company's overall strategy has been and will be to position itself for significant growth in the burgeoning computer interconnectivity/networking area. As a player in this market, the Company believes that its greatest potential for growth in sales and earnings is to offer products with large market appeal and to offer those products at prices low enough that the Company will be able to garner significant amounts of new market share. The Company has therefore chosen to acquire technology (through the acquisition of companies like Sciteq, Uni Precision and PDP, which have already developed promising technologies) rather than rely solely on the expensive and uncertain process of internal research and development. Similarly, the Company has created corporate alliances in order to exploit very low-cost manufacturing capacity (as in the case of Uni Precision) and to expand into new sales and distribution channels (as in the case of RTC). The centerpiece of this strategy is the Company's broad and growing product line of more than 100 products. The products themselves generally fall into one of two categories:
Products which serve the growing Local Area Network market, and products for the similarly emergent wireless, satellite and fiber optic communications markets which depend upon Radio Frequency synthesis technology for a high level of performance.


KEY PRODUCTS FOR THE LOCAL AREA NETWORK MARKET

R-NET 800 SERIES SERVER HUB

The 800 Series Server Hubs are fully-managed 10Base-T hub cards for small- to medium-size networks or departmental workgroups within an enterprise network. The 800 Series hubs are easy to use and install, and are a cost-effective solution for Ethernet 10Base-T environments. Features include 12 or 24 10Base-T ports per card, an Integrated network management chip for low server overhead, connectivity to any 10Base-T server network adapter, Novell HUBCON and HUBSNMP utilities, optional Client Redirector software for NetWare client installation, and an optional SNMP agent for Windows NT Advanced Server installation.

Each hub card supports either 12 or 24 ports per card. As many as 8 cards can be connected to form up to a 192 node network segment. Multiple segments can also be configured by installing individual hub cards within one host PC. Once the hub cards are installed in the PC, the hub software automatically detects the number of cards and the configuration of each card, and runs diagnostics to make sure that every port is working properly. The hub also automatically partitions a port that generates too many errors.

R-NET 8000 SERIES NETWORK ADAPTER CARDS

The 8000 Series is a complete line of 10 Mbps and 10/100 Mbps Ethernet Network Adapter Cards. Both 32-bit PCI and 16-bit ISA products, with either BNC, UTP or both are available on various products. The 8000 Series also includes a PCMCIA LAN adapter card, as well as 8- and 16-port 10Base-T standalone Ethernet hubs.

POCKET ETHERNET PRINT SERVERS

Pacific DirectNet PEPS3 is a family of Pocket Ethernet Print Servers for Novell, TCP/IP and AppleTalk networks. PEPS3 servers support any printer or plotter with a parallel port, and enable the user to connect a printer anywhere on a network for maximum convenience and cost efficiency.

The PEPS3 product family is designed to meet the needs of complex networks and as such fully supports the IPX/SPX protocol for Novell networks. PEPS3-IPX/XL includes NDS support and is upgradeable to multiprotocol capabilities, while PEPS3-IPX can only be used as an IPX/SPX server. PEPS3-TCP dramatically improves printer speed and performance on UNIX-TCP/IP networks. PEPS3-TCP can only be used in TCP/IP environments. PEPS3-MPS is designed to support a wide range of protocols (IPX/SPX, TCP/IP, AppleTalk, Windows 95/NT with DHCP*), while offering complete NDS support. It delivers maximum flexibility in networks with multiple operating systems.

The PEPS3 servers are the smallest pocket servers on the market, measuring only 1" x 2.5" x 3". Each includes an SNMP agent, thereby allowing network management software to recognize and manage printers like any other network device, providing real-time printer status information. They are fully updateable via Flash memory.

OPTIFORM

The OptiForm Flash SIMM and Management Software package transforms an existing HP LaserJet into a high-speed, on-demand electronic forms printer for nearly any computing environment. It replaces costly paper forms with dynamic electronic forms instantly and at the same time prints faster, cuts network traffic, improves forms management, and enhances data security.

OptiForm is a solution for applications demanding heavy forms printing capabilities such as insurance, banking, healthcare, and manufacturing. It is intended to provide cost effective, high quality, flexible solutions for all corporate stationery needs including invoices, letterhead, fax sheets, checks and other general business forms. It improves network performance by reducing graphic data transmitted over the network to shared printers, increasing the effective network bandwidth. Network access and control are provided for either centralized or remote management of forms and fonts. OptiForm's SIMMLock feature ensures complete control of company forms and fonts, preventing unauthorized use of sensitive forms such as checks and signatures.


KEY PRODUCTS UTILIZING RADIO FREQUENCY SYNTHESIS

Sciteq offers products based on radio frequency synthesis ("RF") technology. The requirement for RF derives from a growing market need for multiple frequencies that are accurate, stable and free of noise and distortion. A single channel radio for instance, is best tuned with a quartz crystal to achieve these characteristics. However, when multiple channels are required, a single generator is used to create or "synthesize" all of the desired frequencies. Thus, a frequency synthesizer is a single generator which is numerically locked to a reference frequency (the crystal or other source) in order to preserve the accuracy, spectral purity and stability characteristics of the reference.

Synthesizers are used broadly in the electronics industry as accurate tuning devices. Synthesizers provide the world of communications, data transmission and instrumentation with otherwise unattainable channel density, clarity and bandwidth (speed). Among Sciteq's various products, all three technologies, as well as combinations thereof (hybrids) are employed to deliver performance that best fits the cost-performance criteria of the customer.

DIRECT ANALOG ("DA")

This is the most costly end of the product spectrum, but it sometimes provides features that are mandatory. DA employs electronic circuitry to mix, multiply and divide the signal to achieve the desired output frequency. This technique has the advantages of fast switching and excellent phase noise properties. However it is inherently a costly approach because of the amount of circuitry required to generate the many references for the mix/filter/divide process. Sciteq's use of this technology emphasizes cost-effective combinations that pair it with other technologies to achieve a desired result.

DIRECT DIGITAL SYNTHESIS ("DDS")

This process utilizes logic and memory to construct a digital representation of the desired wave form, which is then converted to the desired analog signal by a data conversion device. Accuracy is achieved by clocking the digital process with a crystal frequency reference. This technique has most of the advantages of DA, but is much less costly for a given level of performance. The Direct Digital Synthesizer provides fine steps, sub-microsecond switching speed, digital wave form manipulation (modulation), all in a small package with digital reliability. Sciteq products operate up to 300 MHz and that upper limit has steadily increased over time. Since this technology can be easily and reliably reproduced, many DDS products have now been brought into the mainstream of the electronics industry as off-the-shelf components. Sciteq, however, remains at the forefront of new technology development in this area.

PHASE LOCK LOOP ("PLL")

PLL or "Indirect" synthesizers employ feedback loops to continually compare the output from an oscillator to the reference frequency and correct any errors through the use of correction signals which restore the oscillator to the desired output. PLL techniques can cover virtually any frequency range and have low distortion and excellent stability, all at reasonable cost. Because of these characteristics, this is the most broadly used synthesizer in the market.

An important Sciteq innovation within this family is the Arithmetically Locked Loop ("ALL"). The ALL is a PLL-derivative that achieves a given phase noise performance with fewer parts, lower power consumption, and greatly reduced cost over PLL's.

OTHER PRODUCTS

CABLE CONVERTERS, DESCRAMBLERS AND CONVERTER/DESCRAMBLERS

The Company's Uni subsidiary is a producer of set-top equipment necessary for home cable television reception. Converters transpose channel signals emanating from the cable company into a single channel (usually 3) at the user's television. Descramblers restore the picture and sound of "premium" cable channels and must be used in conjunction with a converter.
Converter/Descramblers combine both functions in a single unit.


INTELLECTUAL PROPERTIES

PATENTS

The Company holds patents but does not consider its business to be dependent upon patent protection. Nevertheless, the Company could be subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. Although the Company has not been threatened and is not involved in any such patent infringement litigation, and while the Company believes that it is not infringing on the valid patents of others, there can be no assurances that third parties will not assert infringement claims in the future or that such claims would not have a material impact on the Company's business. Following is a list of patents held by the Company and including those in process:

                          PATENT                            PATENT NUMBER
                          ------                            -------------
                 Digital Frequency Synthesizer                4,752,902

                 Device for Fixing the Phase of               4,868,510
                 Frequency Synthesizer Outputs

                 Digital Frequency Synthesizer                4,958,310
                 Having Multiple Processing Paths

                 Programming Fractional-N                     5,224,132
                 Frequency Synthesizer

                 A Source of Quantized Samples              3518 PA 04
                 for Synthesizing Sine Waves

RESEARCH AND DEVELOPMENT IN PROCESS

Sciteq is developing a number of proprietary techniques--which may at a later date take form as proprietary products--for improving the "digitization" of data for transmission, reception, analysis and manipulation by computers. These include:

             - Ultra fast signal generators for system agility and multiplexing;

             - Broad Band Digital Wave Form Generators designed to generate sound, image, cellular information, etc., at clock speeds above 1000 Mhz;

             - Next-generation Antennae Control, Downconverters and Phase Shifters for Digital Cellular Communication;

             -   "Deglitchers" for use in concert with Digital to Analog
                 Converters;

             - Digital Signal Processing (DSP) noise-shaping techniques, including All-Digital Fractional Synthesis, for use in the Phase Locked Loop synthesizer;

             -   Ultra Wide Band FM Discriminators.


MANUFACTURING AND QUALITY

Uni operates a registered ISO 9001 manufacturing plant. The Company's ultimate goal is to have all its products carry the ISO 9001 Seal of Approval for commercial markets. Since ISO 9001 is the most stringent of the ISO 9000 series, the Company perceives this to be a competitive advantage in global markets.

Sciteq has adopted total quality management (TQM) and currently has a program underway involving each of its employees. This program may qualify for funding from the State of California. Its quality program is compliant with MIL-Q-9858 and MIL-STD-2000.


ITEM 2.  PROPERTIES

The Company leases a total of approximately 322,000 square feet of office, manufacturing and distribution space: 43,300 square feet in the United States,
and 279,000 square feet in Hong Kong and China.   The lease term for a 6,000
square foot office and warehouse space in Fremont, California expired on July 31, 1996. Until operations can be relocated to an existing facility in San Diego, California, the Fremont space is being occupied on a month-to-month basis. The Company occupies 37,000 square feet in San Diego with a lease expiring on September 1, 1997, and an additional 32,000 square feet leased on a month-to-month basis. The corporate offices of the Company occupy 1,000 square feet leased on a month-to-month basis. The Company leased 21,000 square feet of office and warehouse space in Hong Kong, which lease expired
May 31, 1996. Subsequently, the Company relocated to a 14,000 square foot facility which is owned by the Company. The Company leases space totaling 258,000 square feet in China used primarily for manufacturing, warehousing, distribution and administrative offices, due to expire on May 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

PENDING LITIGATION AND POTENTIAL CLAIMS

Charles H. Fargo, On behalf of himself and all others similarly situated v. Joseph McCartney, Robert L. Ott, DeWayne Davis, David Sowell, David Spivey, Tom Watson and Builders Warehouse Association, Inc., United States District Court, Eastern Division of Arkansas, Western Division. This complaint was filed on May 9, 1994 by a shareholder of the Company and such shareholder also purports to represent all persons who purchased stock of the Company between March 3, 1993 through April 17, 1994. The Plaintiff seeks a declaration that his action be determined a class action under Federal Rules, and for compensatory damages, costs and attorney fees.

The Plaintiff alleges that the Company violated certain securities laws as well as committing common law fraud and deceit through the issuance of positive public statements. The Company believes that the matter is without merit as to it and as to the directors and officers. The matter is currently in discovery and the Company believes it is premature to attempt to evaluate the likelihood of an unfavorable outcome or the extent of such outcome, if any. The Company has been indemnified against any loss which may result by the purchaser of BWA, Inc.

Columbia Forest Products Corp. d.b.a. Panel Products Division, a Virginia Corporation v. Builders Warehouse Association., State of Oregon Circuit Court, Multnomah County, No. 9506-04186. This action was brought by a supplier of disposed subsidiary for payment of outstanding invoices totaling approximately $158,000 plus interest. A default judgment was entered against the Company without proper service. The Company has filed a notice of appeal and it has been indemnified for any loss resulting from this litigation.

Lee Roy Jordan Redwood Lumber Co. v. Builders Warehouse Association, Inc.,
Arkansas Circuit Court, Faulkner County, No. CIV 95-365.   This action was
brought by a supplier of the disposed of subsidiary  for payment of invoices
totaling approximately $10,000 plus costs.   No discovery has occurred and the
Company has been indemnified against any loss resulting from this litigation.

The Company has been notified that other suppliers may file suit to collect amounts owed by the disposed subsidiary. See "Management's Discussion and Analysis" at page 6.

The costs and expenses of the outstanding legal proceedings and any corporate liabilities resulting thereof are the responsibility of the purchaser of the disposed businesses.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has traded on the Nasdaq Small Cap Market under the symbol BWAI since May 3, 1993.

The following table sets forth the high and low closing bid prices for the Company's Common Stock in the over-the-counter market from June 1, 1994 to May 31, 1996, based upon information obtained from Nasdaq and taking into account the 1-for-6 reverse split on April 10, 1995, and the 1-for-2 reverse split on June 30, 1995. Quotations represent inter-dealer prices; they do not include retail markups, markdowns, or commissions; and, they may not represent actual transactions.


         Fiscal 1994-1995                                    High               Low
         ----------------                                    ----               ---
         Quarter from June 1, 1994                          $31.50           $10.50
            to August 31, 1994
         Quarter from September 1, 1994                     $33.00           $11.25
            to November 30, 1994
         Quarter from December 1, 1994                      $15.00           $4.50
            to February 29, 1995
         Quarter from March 1, 1995                         $6.38            $2.50
            to May 31, 1995

         Fiscal 1995-1996                                   High               Low
         ----------------                                   ----               ---
         Quarter from June 1, 1995
            to August 31, 1995                              $6.50            $1.75
         Quarter from September 1, 1995
            to November 30, 1995                            $10.00           $4.75
         Quarter from December 1, 1995
            to February 28, 1996                            $11.125          $5.375
         Quarter from March 1, 1996
            to May 31, 1996                                 $19.00           $8.625


On July 12, 1996, the average bid quotation for the Company's Common Stock was $11.50 per share. However, there is no assurance that a market in the Company's securities will continue.

As of July 12, 1996, the latest practicable date, there were 851 shareholders of record, including brokerage firms and nominees, of the Company's Common Stock.

The Company has never paid any cash dividends on its Common or Preferred Stock. The present policy of the Board of Directors is to retain all available funds to finance the development of the Company's existing and proposed products and the expansion of its business. In light of the anticipated cash needs of the Company's business, it is not anticipated that any cash dividends will be paid to the holders of the Common or Preferred Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations reflect the activities of the Company and its RTC subsidiary from its inception on July 1, 1994; the Company's newly-formed subsidiary, R-Net International, Inc. from its inception in November, 1995; Uni from April 1, 1996 (61 days); PDP Acquisition Corp. from its inception on May 24, 1996 (7 days); and the activities of Sciteq from May 31, 1996 (1 day).

RESULTS OF OPERATIONS: COMPARISON OF THE YEAR ENDED MAY 31, 1996 AND JULY 1, 1994 (INCEPTION) TO MAY 31, 1995

Net sales and gross profits of the Company for the year ended May 31, 1996 were $16.4 million and $2.4 million, respectively, up from $6.7 million and $804,000 for the period July 1, 1994 (inception) through May 31, 1995. Gross margin improved to 14.4% for the current year, up from 12.0% for the period ended May 31, 1995, reflecting the impact of Uni's higher gross margin as well as an improved gross margin for RTC of 13.4%.

The 61 days of Uni's operations reflected in the consolidated results contributed $10.2 million to net sales and $1.4 in gross profits, prior to elimination of intercompany transactions. It is Management's opinion that the Company's future gross margins will experience significant positive influence from Uni, but can give no assurance that such performance will be realized in the future.

RTC achieved an increase in units sold for the year ended May 31, 1996, over the prior period ended May 31, 1995, while net sales dollars declined 5.7% from the prior period. This decline was due to declining sales prices for various of RTC's products as well as greater use by customers of early payment discounts. RTC's gross margin increased to 13.4% for the current period from 12% in the prior period.

This year's selling, general and administrative costs were impacted by the Company's aggressive acquisition program and included $2.4 million of purchased research and development costs, $427,000 of acquisition related expenses, and $76,000 of amortization of excess cost over net book value of assets acquired for a total of $2.9 million as compared to a total of $57,000 for the period ended May 31, 1995.

The Company's net income from operations would have been $544,000 but for acquisition related expenses and amortization of $2.9 million. After these expenses the company experienced a net loss from operations of $2.4 million for the year ended May 31, 1996.

Selling, general and administrative expenses exclusive of the acquisition impacted items totaled $1,819,000 or 11.1% of net sales as compared to 13.3% of net sales for the prior period. For the two months ended May 31, 1996, Uni's selling, general and administrative expenses were 6.3% of its net sales. Salaries, wages and related payroll costs increased 144% to $753,00; rents increased 259% to $97,000; travel, promotion and advertising increased 235% to $348,000; professional and consulting fees increased 1634% to $213,000; depreciation increased 1102% to $36,000; and other expenses increased 826% to $372,000.

These increases reflect the results of Uni's operations for the two months ended May 31, 1996 as well as increases primarily resulting from auditing and accounting fees, transfer agent fees, business consultants, investor relation costs and other expenses which were not required during the period ended May 31, 1995 as such costs were partially encompassed by the management fee with the former owners of RTC (see Note 10 to the financial statements) which was terminated as of May 31, 1995. The increase in travel, promotion and advertising was due to RTC's co-operative pricing program whereby customers are allowed credits towards purchases for a portion of advertising featuring Relialogic TM products as well as overall increases in promotional activities.


Other non-operating income and expenses for the year ended May 31, 1996 included investment income of $21,000 (an increase of 469%), net foreign currency exchange gains of $15,000, income tax expense of $40,000 and interest expense of $165,000 (an increase of 11536%) for a total net charge of $169,000. The increase in interest income reflects the capital-raising activities of the Company as well as increases in interest-bearing cash deposits at both RTC and Uni. Interest expense increased as the result of Uni's operations for the two months ended May 31, 1996.

Exclusive of acquisition-related items and amortization expense, the Company would have had net income of $375,000. After these expenses, the Company experienced a net loss for the year ended May 31, 1996 of $2.5 million or $1.31 per common share as compared to $81,000 or $.27 per common shares for the period July 1, 1994 (inception) to May 31, 1995.

The Company has a carryforward of federal net operating losses which may be potentially available to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carryforwards as provided by the Internal Revenue Code with respect to future ownership changes, future availability of these tax benefits is not assured.

RESULTS OF OPERATIONS: ANALYSIS OF THE PERIOD JULY 1, 1994 (INCEPTION) TO MAY 31, 1995

The results of operations reflect the activities of RTC from its inception on July 1, 1994 through May 31, 1995.

Net sales were $6.7 million and gross profit was $804,000 or 12% of net sales. As discussed above RTC's gross margin increased to 13.4% in the following year.

Selling, general and administrative expenses were $887,000 or 13.3% of net sales including salaries, wages and related costs of $309,000, management fee of $335,000, rents of $27,000, travel, promotion and advertising of $104,000, professional and consulting fees of $12,000, amortization and depreciation of $60,000 and other expenses of $40,000. The management fee pursuant to an agreement with the former shareholder of RTC was 5% of net sales and was terminated by mutual consent of the parties on May 31, 1995. Exclusive of the management fee selling, general and administrative expenses were $553,000 or 8.3% of net sales.

Net loss from operations was ($83,000). The results of operations before the management fee reflected income of $251,000 or 3.8% of net sales.

Interest income and expense were not material.


LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1996, the Company had net worth of $3 million, with total assets of $30.8 million. Of these assets, current assets totaled $18 million including $4.4 million cash and cash equivalents, $5.3 million accounts receivable and $6.9 million inventory.

The working capital deficit at May 31, 1996 of $1.2 million reflected the dividends payable to the former shareholders of Uni declared prior to the acquisition of Uni by the Company ($1.3 million) and accrued liabilites which will be satisfied through the issuance of common shares ($175,000). Unused credit lines available to the Company and its subsidiaries totaled $7.8 million as of year end.

The Company completed a private placement of its 8% callable, convertible debentures which resulted in net proceeds of $6.6 million through May 31, 1996 and additional net proceeds of $3.0 million subsequent to year end. If not called by the Company prior to conversion by the holders, the debentures convert into the Company's common stock at the then common stock market price or, depending upon certain conditions, at other prices including premiums to market. See Note 6 to the consolidated financial statements.

The Company called $1,375,000 face value of bonds prior to their conversion by the holders on March 25, 1996 utilizing a temporary loan from a director and officer to effectuate the call.

Additionally, the Company completed a private placement of its common stock resulting in proceeds of $260,000 to the Company during the third quarter.

Subsequent to year end the Company completed a placement of its of its new class of callable, convertible preferred stock with warrants attached, and received approximately $8.1 million as net proceeds. These shares carry a dividend rate of 8% (beginning October 1, 1996), and include call and conversion provisions at market or various conditions thereto. Warrants to purchase 145,310 shares of common stock at $18.50 per share were also issued in this placement. See Note 14 to the financial statements.

The Company's customers remit payments within the terms of sale. The Company is able to meet its obligations as they become due. Management believes that the Company has sufficient working capital to meet its planned level of operations. The Company plans to grow both internally as well as through acquisitions. The capital needed to accomplish this will have to be raised. The Company cannot give any assurances of the continued availability of working capital or its ability to obtain funds.


OTHER MATTERS

The Company and certain former officers and directors are defendants in litigation filed in May 1994 seeking unspecified damages for allegedly violating sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and making a series of positive public statements to the securities marketplace. Management believes the claims to be without merit and has retained legal counsel and intends to vigorously defend itself against the claim. Management and counsel believe the claims to be without merit. Nevertheless, the ultimate outcome of the litigation cannot presently be determined and no provision for any loss that may result upon resolution of this matter has been reflected in the financial statements. The buyer of the Company's BWA, Inc., subsidiary has indemnified the Company against any loss that may result. See Note 1 to the consolidated financial statements.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 7 is set forth in Item 13 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 20, 1996 the Company terminated its relationship with its former accountant Jay J. Shapiro C.P.A., a Professional Corporation ("Shapiro"), and engaged Weinbaum & Yalamanchi to audit the Company's consolidated financial statements for the year ended May 31, 1996.

Shapiro served as the independent auditor of the Company's financial statements for the year ended May 31, 1995. During the year ended May 31, 1995, the Company acquired its only operating company, RTC, and contributed the assets and liabilities of its original operation to a wholly-owned subsidiary, BWA, Inc. which was disposed as of May 31, 1995. During the year ended May 31, 1995 and prior to Shapiro's replacement, the Company had no disagreements with Shapiro on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Shapiro, would have caused Shapiro to make reference to such matters in its reports. The Company authorized Shapiro to respond fully to the successor auditor during their audit of the Company's financial statements.

On June 18, 1996, the Company agreed to merge with Osicom Technologies, Inc., and Weinbaum & Yalamanchi have served as the auditors for Osicom for two years.

                                    PART III


Item 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

On July 12, 1996, the Company's Directors, executive officers, and other significant employees were:

               Name                          Age                             Position
              -----                         ----                             --------
         Par Chadha                        41               Director, Chairman of the Board,
                                                              Secretary, Chief Accounting Officer
         Barry Witz                        55               Director, Chief Executive Officer, Chief
                                                              Financial Officer
         Kelvin Y. O. Li                   37               President, RTC; CEO, Uni Precision Ltd.
         John S. Hwang                     35               Vice President, RTC; CEO PDP
                                                              Acquisition Corp.
         Fred Schlaffer                    50               President, PDP Acquisition Corp.
         Anthony P. Mauro                  55               COO, Sciteq Communications, Inc.
         Bar-Giora Goldberg                50               Chief Technology Officer, Sciteq
                                                              Communications, Inc.

All Directors serve until the next Annual Meeting of Stockholders and thereafter until their successors have been elected and qualified. All directors and officers of the Company and its subsidiaries will spend such time as is necessary in order to carry out the business of the Company.

Par Chadha, age 41, was appointed director of the Company on March 30, 1995. Mr. Chadha also serves as Chairman of Osicom Technologies, Inc., a Nasdaq traded company in the broadband communications sector. From January 28, 1995 to July, 1995 Mr. Chadha served as a director of Saratoga Brands, Inc., a Nasdaq company. From September 1993 to November 1993, Mr. Chadha served as Chairman of the Board and as a Director of Phoenix Laser Systems, Inc., an American Stock Exchange company. Since February 1994, Mr. Chadha has served as President, CEO and Chairman of the Board of Oxford Acquisitions Group, Inc., a publicly held company engaged in seeking potential business acquisitions. Mr. Chadha has served as a director of Rand Research Corporation , RII Partners, Inc., and RT Investments, Inc., private holding companies with investments in several private and publicly held companies including the Company.

Barry Witz, age 55 was appointed director of the Company on March 30, 1995.
Mr. Witz also serves as Chairman of the Board of Saratoga Brands, Inc., a Nasdaq company. Mr. Witz is focused on turn-around situations, in which he can bring his financial and legal expertise to assist in financial restructuring, recapitalizations, mergers and acquisitions. Since 1994, he has been Chairman of the Board, Director and President of Brite Lite Industries, Inc., a privately held company with investments in several private and publicly-held companies, including the Company. Mr. Witz has acted as an attorney for the United States Securities and Exchange Commission, he has been an officer of the New York Stock Exchange, and was a Senior Partner in the law firms of Arney, Hodes, Costello, Berman, and Wood, Lucksinger and Epstein.

Kelvin Y. O. Li, age 37, has been President of RTC since its formation in June 1994. Mr. Li also serves as the Chief Executive Officer of Uni Precision Industry Ltd. Mr. Li was a founder of Relialogic Corporation and served as its president until its dissolution in May 1994. Mr. Li was a director of Co-Time Computer and Uni Precision Industrial in Hong Kong since 1990 and worked as a sales engineering manager for Hong Kong Ryosan during 1984 through 1989.

John S. Hwang, age 35, has been Vice President of sales and marketing since its formation in June 1994. Mr. Hwang also serves as the Chief Executive Officer of PDP Acquisition Corp. Mr. Hwang served as a consultant to Relialogic Corporation, from 1991 to 1993 when he became its Vice President of sales and marketing; he served in this position until its dissolution in May 1994. Mr. Hwang was employed by Samsung America, Inc. during 1984 through 1991; initially as a manager and from 1989 through 1991 as a Vice President of sales and marketing for the computer and monitor department.

Fred Schlaffer, age 50, was appointed President of PDP Acquisition Corp. on May 24, 1996. He served as Senior Vice President of sales and marketing for Pacific Data Products since July 1994. Mr. Schlaffer served as Senior Vice President of sales and marketing for Digital Products, Inc. from November 1991 to July 1994 and as Senior Vice President and Chief Operating Officer of Connectivite
Corporation from January to October 1991.   Mr. Schlaffer has more than 20
years experience in the network communications and software industry.

Anthony P. Mauro, age 55, has served as Chief Operating Officer of Sciteq since 1993. From 1990 to 1993, Mr. Mauro served as Executive Vice President for Hixon Metal Finishing. Concurrent with these positions, Mr. Mauro has been Owner and President of Two Mauro Enterprises and MFG. Service Company. Mr. Mauro received a Bachelor of Science degree from Fordham University and Bachelor and Master of Science degrees in Electrical Engineering from California State University, Pomona. Mr. Mauro also has a Master of Arts degree in Vocational Education from California State University, San Bernadino. Mr. Mauro has over 30 years experience in multi-facility international operations, high tech electronics, and telecommunications.

Bar-Giora Goldberg, age 50, was a co-founder of Sciteq Electronics in 1984 and has since served as its Chief Technical Officer. He received Bachelor of Science and Master of Science degrees in electrical engineering from the Technion in Israel where he served in the air force as a technical officer. Mr. Goldberg has a strong background in radar, communications and signal analysis.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To the knowledge of the Company, all filing requirements under
Section 16(a) in respect of the Company were complied within the year ended May 31, 1996.

ITEM 10.         EXECUTIVE COMPENSATION.

Both the officers and directors may receive remuneration from the Company, and reimbursements may also be made for any expenses incurred on behalf of the Company. The Company's Bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance at a Board of Directors meeting.

At this time the Company does not offer any retirement benefits, Company-wide stock option plans, profit sharing or other similar remuneration plans or programs.


SUMMARY COMPENSATION TABLE

The following table summarizes all compensation awarded to, earned by, or paid to (i) all individuals who served or functioned as the Company's Chief Executive Officer ("CEO") during the fiscal year ended May 31, 1996 and (ii) the Company's four most highly compensated executive officers who were serving at the end of the fiscal year ended May 31, 1996 (all of the foregoing individuals being hereinafter referred to collectively as the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries for the Company's last fiscal year, ended May 31, 1996. There were two officers of the Company's wholly-owned subsidiaries RTC and PDP Acquisition Corp. who were compensated in the amount of $120,000 each.

- - --------------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                                               All Other
   Name and Principal            Year          Annual Compensation             Long-Term Compensation        Compensation
   Position                             -----------------------------------------------------------------       ($) (1)
                                          Salary      Bonus     Other    Restricted   Securities    Long-
                                            ($)        ($)      Annual      Stock       Under-      Term
                                                               Compen-     Award(s)      lying     Incen-
                                                                sation       ($)        Options     tive
                                                                 ($)                      (#)       Plan
                                                                                                   Payouts
- - --------------------------------------------------------------------------------------------------------------------------
   Par Chadha, Chairman          1996        0          0         0           0            0          0            0
   Secretary, Chief
   Accounting Officer
- - --------------------------------------------------------------------------------------------------------------------------
   Barry Witz, Director          1996        0          0         0           0            0          0            0
   Chief Executive Officer
   Chief Financial Officer
- - --------------------------------------------------------------------------------------------------------------------------
   Kelvin Y.O. Li                1996     120,000       0         0           0            0          0        $499,562
   President of RTC, CEO,
   Uni
- - --------------------------------------------------------------------------------------------------------------------------
   John S. Hwang                 1996     120,000       0         0           0            0          0        $499,562
   Vice President of RTC,
   CEO, PDP Acquisition
   Corp
- - --------------------------------------------------------------------------------------------------------------------------

(1) "All Other Compensation" for Mr. Li and Mr. Hwang consists of, for each executive: personal use of Company leased vehicle, $2,562; and non-cash compensation earned in connection with the Company's acquisition of Uni of $497,000

LONG-TERM INCENTIVE PLANS

The Company has no long-term incentive plans.


OPTION GRANTS

The Company granted stock options to certain officers and directors during the fiscal year ended May 31, 1995, as described in Note 9 to the financial statements.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of July 12, 1996, regarding the ownership of the Common Stock and Class A Preferred Stock by (i) each Director of the Company; (ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known to the Company to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of the Company as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.

      ------------------------------------------------------------------------------------
                                                                 Common Stock
                                                   ---------------------------------------
                                                                             Percentage of
      Name of Beneficial Owner (A)                 Number of Shares         Outstanding (F)
      ------------------------------------------------------------------------------------
      Par Chadha
      15332 Antioch Street                            1,220,007 (B)                27.28%
      Pacific Palisades, Ca  90272
      ------------------------------------------------------------------------------------
      RII Partners, Inc.
      2250 East Tropicana Ave., Suite 19-246          1,220,007 (B)                27.28%
      Las Vegas, Nevada  89119
      ------------------------------------------------------------------------------------
      RT Investments, Inc.
      2250 East Tropicana Ave., Suite 19-246          1,220,007 (B)                27.28%
      Las Vegas, Nevada  89119
      ------------------------------------------------------------------------------------
      Barry Witz
      505 S. Beverly Drive, Suite 1066                1,220,007 (C)                27.28%
      Beverly Hills, Ca  90212
      ------------------------------------------------------------------------------------
      Brite Lite Industries, Inc.
      505 S. Beverly Drive, Suite 1066                1,220,007 (C)                27.28%
      Beverly Hills, Ca  90212
      ------------------------------------------------------------------------------------
      John S. Hwang
      48006 Freemont Blvd.                             172,291 (D)                 4.15%
      Freemont, Ca 94538
      ------------------------------------------------------------------------------------
      Kelvin Li
      48006 Freemont Blvd.                             172,291 (E)                 4.15%
      Freemont, Ca 94538
      ------------------------------------------------------------------------------------
      All Directors and executive officers as
      a group                                           2,784,596                  62.86%
      ------------------------------------------------------------------------------------

    A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to the Company.

    B) Includes shares held in the name of R II Partners, Inc., and RT Investments, Inc. Mr. Chadha owns, directly and indirectly, 100% of the outstanding capital stock of R II Partners, Inc., and RT Investments, Inc. Mr. Chadha holds options to purchase 125,000 shares of common stock for which the exercise price of $3.50 per share was equal to the market price on the date granted, August 7, 1995. R II Partners, Inc., holds warrants to purchase 297,029 shares of common stock at the exercise price of $5.30.

             Mr. Chadha also has options to purchase: 125,000 shares of common stock which are to be vested and exercisable upon the last day of the Company's 1997 fiscal year; and, 125,000 shares of common stock which are to be vested and exercisable upon the last day of the Company's 1997 fiscal year. The exercise price of these options is $3.50 per share which was equal to the market price as of the August 7, 1995 grant date.

    C) Includes shares held in the name of Brite Lite Industries, Inc. Mr. Witz owns, directly and indirectly, 100% of the outstanding capital stock of Brite Lite Industries, Inc. Mr. Witz holds options to purchase: 125,000 shares of common stock for which the exercise price of $3.50 per share was equal to the market price on the date granted, August 7, 1995. Brite Lite Industries, Inc., holds warrants to purchase 297,029 shares of common stock at the exercise price of $5.30.

             Mr. Witz also has options to purchase: 125,000 shares of common stock which are to be vested and exercisable upon the last day of the Company's 1997 fiscal year; and, 125,000 shares of common stock which are to be vested and exercisable upon the last day of the Company's 1998 fiscal year. The exercise price of these options is $3.50 per share which was equal to the market price as of the August 7, 1995 grant date.

    D) Mr. Hwang has options to purchase 75,000 shares of common stock, of which 37,500 shares are to be vested and exercisable upon the last day of the Company's 1997 fiscal year, and 37,500 shares are to be vested and exercisable upon the last day of the Company's
             1998 fiscal year. The exercise price of these options is $5.00 per share, which was equal to the market price on the date granted, October 17, 1995.

             Mr. Hwang options to purchase 26,291 shares of common stock. The exercise price of such options is $3.18 per share, which was equal to the market price on the date granted.

    E) Mr. Li has options to purchase 75,000 shares of common stock of which 37,500 shares are to be vested and exercisable upon the last day of the Company's 1997 fiscal year and 37,500 shares are to be vested and exercisable upon the last day of the Company's
             1998 fiscal year. The exercise price of these options is $5.00 per share, which was equal to the market price on the date granted, October 17, 1995.

             Mr. Li has options to purchase 26,291 shares of common stock. The exercise price of such options is $3.18 per share, which was equal to the market price on the date granted.

    F) For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by total shares outstanding of the Company at July 12, 1996, of 3,983,237, plus the above-referenced unexercised options and warrants of the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 12, 1995 the Company sold 175,824 shares of its Common Stock to R II Partners, Inc. and Brite Lite Industries, Inc. for marketable securities valued at $400,000. Such marketable securities are presently held by the Company. Par Chadha, director and Chairman of the Board, owns directly and indirectly 100% of the outstanding capital stock of R II Partners, Inc. Barry Witz, director, owns directly and indirectly 100% of the outstanding capital stock of Brite Lite Industries, Inc. The directors of the Company had an equity interest in RTC which was acquired by the Company as of May 31, 1995 for stock and warrants.

                                    PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

    (a)         Exhibits and Consolidated Financial Statement Schedules

                1. Financial Statements: (see index to financial statements at page 24)

                         Independent Auditors' Reports

                         Consolidated Balance Sheets at May 31, 1996 and 1995

                         Consolidated Statements of Operations for June 1, 1995 to May 31, 1996 and July 1, 1994 (inception) to
                         May 31, 1995

                         Consolidated Statement of Stockholders' Equity for June 1, 1995 to May 31, 1996 and July 1, 1994
                         (inception) to May 31, 1995

                         Consolidated Statements of Cash Flows June 1, 1995 to May 31, 1996 and July 1, 1994 (inception) to
                         May 31, 1995

                         Notes to Consolidated Financial Statements

                 2.       Exhibits:

                          2.3 Stock Purchase Agreement dated May 31, 1995, between and Jardine Cho, Ltd. and the Registrant related to the acquisition of Relialogic Technology Corporation
                                  (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 16, 1995)

                          2.4 Amended and Restated Agreement as of May 31, 1995, related to the disposition of BWA, Inc. and its wholly owned subsidiaries, Builders Warehouse Association, Inc. (Arkansas) and American Plywood, Inc. (Arkansas) (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 1995)

                          2.5 Stock Purchase Agreement dated November 7, 1995 to acquire shares of XNET Technology, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 17, 1995)

                          2.6 Stock Purchase Agreement dated April 3, 1996 regarding the acquisition of Uni Precision Industrial Limited (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 17, 1996)

                          2.7 Stock Purchase Agreement dated May 31, 1996 regarding the acquisition of Sciteq (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 16, 1995)

                          2.8 Agreement dated May 24, 1996 regarding the acquisition of the assets of Pacific Data Products, Inc. from Coast Business Credit and establishment of credit facility (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 12, 1996)

                          3.0 Articles of incorporation (Incorporated by reference to Form S-18 of the Company, number 33-24544, effective March 29, 1989)

                          16.1 Letter on change in Company's certifying accountant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 12, 1995)

                          16.2 Letter on change in Company's certifying accountant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 24, 1996)

                          21      Subsidiaries of the Registrant:

                                      -    Sciteq Communications, Inc. a Nevada
                                           corporation

                                      -    PDP Acquisition Corp., a California
                                           corporation , (doing business as
                                           Pacific Data Products)

                                      -    Relialogic Technology Corporation, a
                                           California corporation

                                      -    Uni Precision Industrial Limited,
                                           incorporated in Hong Kong

                                      -    R-Net International, Inc., a Nevada
                                           corporation

    (b)          Reports on Form 8-K filed during the quarter ended May 31, 1996

                 April 17, 1996         Acquisition of Uni Precision Industrial
                                        Limited

                      BUILDERS WAREHOUSE ASSOCIATION, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                         ---------------
    Independent Auditors Reports                                                            F-1 to F-4

    Consolidated Balance Sheets as of May 31, 1996 and May 31, 1995                         F-5 to F-6

    Consolidated Statement of Operations for the year ended May 31, 1996
         and July 1, 1994 (inception) to May 31, 1995                                          F-7

    Consolidated Statement of Shareholders' Equity for the year ended
         May 31, 1996 and July 1, 1994 (inception) to May 31, 1995                          F-8 to F-9

    Consolidated Statements of Cash Flows for the year ended May 31, 1996
         and July 1, 1994 (inception) to May 31, 1995                                          F-10

    Notes to Consolidated Financial Statements                                             F-11 to F-26

                        INDEPENDENT ACCOUNTANTS' REPORT


    To the Stockholders of
    Builders Warehouse Association, Inc.


    We audited the accompanying consolidated balance sheet of Builders Warehouse Association, Inc. ("BW") as of May 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of BW's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Uni Precision Industrial Limited, a wholly-owned subsidiary, which statements reflect total assets of $21,913,000 as of May 31, 1996 and total revenues of $9,927,000 for two months then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Uni Precision Industrial Limited, is based solely on the report of the other auditors.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the report of the other auditors provides a reasonable basis for our opinion.

    In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BW and subsidiaries as of May 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


    /s/ Weinbaum & Yalamanchi
    ---------------------------
    WEINBAUM & YALAMANCHI

    Canoga Park, California
    August 5, 1996

                                    ARTHUR
                                    ANDERSEN

                                                 ----------------------------
                                                 Arthur Andersen & Co.
                                                 Certified Public Accountants
                                                 ----------------------------
                                                 25/F., Wing On Centre
                                                 111 Connaught Road Central
                                                 Hong Kong
                                                 852 2852 0222
                                                 852 2815 0548 Fax


    AUDITORS' REPORT TO THE SHAREHOLDERS OF
    UNI PRECISION INDUSTRIAL LIMITED
    (Incorporated in Hong Kong with limited liability)


We have audited the financial statements on pages 3 to 22 which have been prepared in accordance with accounting principles generally accepted in the United States of America.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

The Company's directors are responsible to prepare financial statements which give a true and fair view. In preparing financial statements which give true and fair view it is fundamental that appropriate accounting policies are selected and applied consistently.

It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the circumstances of the Company, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance as to whether the financial statements are free from material misstatement. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements. We believe that our audit provides a reasonable basis for our opinion.

                                     ARTHUR
                                    ANDERSEN


OPINION

In our opinion the financial statements give a true and fair view of the state of affairs of the Company as of May 31, 1996 and of the profit and cash flows of the Company for the period from April 1, 1996 to May 31, 1996 and have been properly prepared in accordance with generally accepted accounting principles in the United States of America and the SEC Regulation S-X disclosure requirements.



/s/ Arthur Andersen
- - -------------------
ARTHUR ANDERSEN

Hong Kong,
July 12, 1996

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Builders Warehouse Association, Inc.:


I have audited the accompanying consolidated balance sheet of Builders Warehouse Association, Inc. and subsidiary (the "Company") as of May 31, 1995 and related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 1995, and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements reflect a reverse acquisition transaction and as of May 31, 1995 the disposition of all the Company's previous operations (Notes 1, 7 and 12).

In addition, as discussed in Note 10, the Company is a defendant in litigation relating to alleged security law violations. The ultimate outcome of this uncertainty can not presently be determined. Accordingly, the financial statements do not include any adjustment that might result upon resolution of this matter.


/s/ Jay J. Shapiro
- - ------------------
JAY J. SHAPIRO, C.P.A., a Professional Corporation
Encino, California

September 16, 1995

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

==========================================================================================================
                                                                           MAY 31, 1996      MAY 31, 1995
- - ----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and equivalents                                                  $     4,372,287   $         85,608
  Receivables, net of reserve for doubtful accounts $400,743
    and $33,000 at May 31, 1996 and 1995, respectively                        5,321,195            799,932
  Inventory (Notes 2 and 4)                                                   6,900,304            230,000
  Marketable securities, less allowance for unrealized losses
    (Note 11)                                                                   149,091            327,274
  Other receivables (Notes 11 and 18)                                           795,503                  0
  Prepaid expenses and other current assets                                     450,488             43,210
- - ----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                     17,988,868          1,486,024
- - ----------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET  (Note 3)                                         8,153,823             28,509
- - ----------------------------------------------------------------------------------------------------------

OTHER ASSETS
  Excess of cost over net assets acquired, less accumulated
    amortization (Notes 1 and 2)                                              2,869,232            342,857
  Other investments (Note 2)                                                  1,623,380                  0
  Other assets                                                                  211,138              7,198
- - ----------------------------------------------------------------------------------------------------------
    TOTAL OTHER ASSETS                                                        4,703,750            350,055
- - ----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $    30,846,441   $      1,864,588
==========================================================================================================

See accompanying notes.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

==========================================================================================================
                                                                       MAY 31, 1996         MAY 31, 1995
- - ----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $          9,354,241   $       588,397
  Short-term debt (Note 4)                                                   5,834,394           133,444
  Accrued liabilities (Note 11)                                              2,109,939            55,704
  Dividends payable (Note 11)                                                1,255,751                 0
  Current maturities of long term debt (Note 5)                                350,010                 0
  Other current liabilities                                                    252,274                 0
- - ----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                               19,156,609           777,545
- - ----------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations (Note 5)                        3,350,689                 0
Debentures payable (Notes 6 and 13)                                          2,978,237                 0
Liability for cash put - common shares (Note 1)                              1,993,578                 0
Deferred income taxes (Note 12)                                                248,127                 0
Other liabilities                                                              131,250                 0
- - ----------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                       27,858,490           777,545
- - ----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 9 and 10)
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued and outstanding
  Preferred stock, Series A stock $.008 par value; 6% cumulative dividend; convertible into 285.75 shares common stock;
    10,000,000 shares authorized; 0 shares and 4,000 shares
    issued and outstanding at May 31, 1996 and 1995, respectively                    0                32
  Common stock, $.008 par value; 25,000,000 shares authorized;
    3,872,938 shares issued and 3,869,978 shares outstanding
    at May 31, 1996; 772,045 shares issued and 769,084 shares
    outstanding at May 31, 1995                                                 29,630             6,176
  Common stock to be issued; 0 shares and 220,600 shares
    at May 31,1996 and 1995, respectively                                            0           772,100
  Additional paid-in capital                                                 5,752,572           567,248
  Accumulated deficit                                                       (2,616,758)          (81,020)
  Treasury stock, 2,961 shares at May 31, 1996 and 1995, at cost              (177,493)         (177,493)
- - ----------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                               2,987,951         1,087,043
- - ----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $         30,846,441   $     1,864,588
==========================================================================================================

See accompanying notes.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


===============================================================================================================================
                                                                                                   YEAR           JULY 1, 1994
                                                                                                  ENDED          (INCEPTION) TO
                                                                                               MAY 31, 1996       MAY 31, 1995
- - -------------------------------------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                                                               $        16,402,276  $     6,693,731
COST OF GOODS SOLD
  Net purchases and direct costs                                                                   14,038,851        5,890,071
- - -------------------------------------------------------------------------------------------------------------------------------
    GROSS PROFIT                                                                                    2,363,425          803,660
- - -------------------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries, wages, benefits and related payroll taxes                                                 752,923          309,049
  Management fee (Note 10)                                                                                  0          334,600
  Rents (Note 7)                                                                                       97,221           27,090
  Travel and promotion                                                                                166,068           64,181
  Advertising                                                                                         182,309           39,670
  Professional and consulting fees                                                                    213,493           12,315
  Depreciation                                                                                         35,526            2,955
  Other                                                                                               371,798           40,135
  Purchased research and development (Note 1)                                                       2,408,059                0
  Acquisition related costs (Note 1)                                                                  427,067                0
  Amortization of excess cost over net book value of assets acquired (Note 2)                          76,114           57,143
- - -------------------------------------------------------------------------------------------------------------------------------
    TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              4,730,578          887,138
- - -------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                               (2,367,153)         (83,478)
- - -------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
  Investment income (Note 11)                                                                          21,068            3,876
  Net foreign currency exchange gains                                                                  14,810                0
  Income taxes (Note 12)                                                                              (39,898)               0
  Interest expense (Note 11)                                                                         (164,997)          (1,418)
- - -------------------------------------------------------------------------------------------------------------------------------
    TOTAL OTHER INCOME (CHARGES)                                                                     (169,017)           2,458
- - -------------------------------------------------------------------------------------------------------------------------------

NET LOSS AND LOSS APPLICABLE TO COMMON STOCK                                              $        (2,536,170) $       (81,020)
===============================================================================================================================

LOSS PER COMMON SHARE (Note 2)                                                                         ($1.31)          ($0.27)
===============================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
(RESTATED) (Note 10)                                                                                1,933,764          305,285
===============================================================================================================================

See accompanying notes.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES
For the Year Ended May 31, 1996

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


===============================================================================================================
                                                   COMMON STOCK            PREFERRED STOCK       ADDITIONAL
                                               Shares         Amount      Shares     Amount    PAID IN CAPITAL
- - ---------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                         772,045      $  6,176      4,000      $ 32       $   567,248
Conversion of preferred shares                1,143,000         9,144     (4,000)      (32)           (9,112)
Issuance of shares for
  management fee (Note 10)                       95,600           765                                333,835
Whole shares issued for fractional
  shares in one-for-two stock split                 222             2                                     (2)
Private placement of common
  stock for cash (Note 10)                       65,000           520                                259,480
Expenses attributed to stock
  issuances                                                                                         (268,750)
Expenses paid with stock issuances                2,768            23                                 26,978
Disposition of BWAI (Note 1)                    125,000         1,000                                436,500
Additional shares and costs for
  acquisition of RTC                            800,083         6,401                                (23,067)
Payment of liabilities of
  investment with stock                          33,944           271                                 70,347
Exercises of stock options                      121,763           974                                   (974)
Conversion of debentures
  (Note 6)                                      323,100         2,585                              2,649,647
Issuance of shares for
  acquisitions (Note 2)                         388,846         3,111                              3,683,929
Common shares subject to cash
  put by holders (Note 2)                                      (1,354)                            (1,992,224)
Issuance of shares for
  other assets (Note 10)                          1,567            12                                 18,737
Foreign currency gain
Net loss
- - -------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1996                       3,872,938      $ 29,630          0      $  0       $ 5,752,572
==============================================================================================================




===========================================================================================================
                                           ACCUMULATED       TREASURY STOCK           STOCK TO BE ISSUED
                                             DEFICIT        Shares      Amount        Shares        Amount
- - -----------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                  $    (81,020)        2,961    $(177,493)     220,600      $ 772,100
Conversion of preferred shares
Issuance of shares for
  management fee (Note 10)                                                           (95,600)      (334,600)
Whole shares issued for fractional
  shares in one-for-two stock split
Private placement of common
  stock for cash (Note 10)
Expenses attributed to stock
  issuances
Expenses paid with stock issuances
Disposition of BWAI (Note 1)                                                        (125,000)      (437,500)
Additional shares and costs for
  acquisition of RTC
Payment of liabilities of
  investment with stock
Exercises of stock options
Conversion of debentures
  (Note 6)
Issuance of shares for
  acquisitions (Note 2)
Common shares subject to cash
  put by holders (Note 2)
Issuance of shares for
  other assets (Note 10)
Foreign currency gain                            432
Net loss                                  (2,536,170)
- - ------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1996                  $(2,616,758)        2,961    $(177,493)           0      $       0
============================================================================================================

See accompanying notes.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES
July 1, 1994 (inception) to May 31, 1995

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



==================================================================================================================================
                                                                      ADDITIONAL   ACCU-
                                      COMMON STOCK   PREFERRED STOCK   PAID IN    MULATED  TREASURY STOCK    STOCK TO BE ISSUED
                                   Shares    Amount   Shares  Amount   CAPITAL    DEFICIT  Shares   Amount    Shares    Amount
- - ----------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1994              1,000   $ 6,189       0    $ 0   $400,000   $      0          $      0         0   $      0

Contribution of note payable
  to additional paid in capital
  (Note 10)                                                            100,000

Conversion of accrued
  management fee into
   95,600 shares of
  common stock (Note 10)                                                                                       95,600    334,600

Reverse acquisition of BWA
  (Notes 1 and 10)
    Exchange of BWA stock
      for RTC stock              1,544,090    12,353   4,000     32     54,882              5,921  (177,493)
    Elimination of RTC
      common stock                  (1,000)   (6,189)                    6,189

One-for-two stock split           (772,045)   (6,177)                    6,177             (2,960)
  (Note 10)

Disposition of BWAI
  (Notes 1 and 10)                                                                                            125,000    437,500

Net loss                                                                          (81,020)
- - ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1995            772,045   $ 6,176   4,000    $32   $567,248   $(81,020)  2,961 $(177,493)  220,600   $772,100
==================================================================================================================================


See accompanying notes.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

===============================================================================================================================
                                                                                                   YEAR           JULY 1, 1994
                                                                                                  ENDED          (INCEPTION) TO
                                                                                               MAY 31, 1996       MAY 31, 1995
- - -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                          $         (2,536,170)  $        (81,020)
- - -------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Purchased research and development (Note 1)                                            1,890,194                  0
         Depreciation and amortization                                                            111,640             63,143
         Expenses paid through issuances of securities                                             97,619            334,600
         Unrealized losses on marketable securities (Note 11)                                     178,183                  0
         Equity in earnings of unconsolidated subsidiary (Note 2)                                 (39,708)                 0
      Changes in assets and liabilities net of effects of business entity acquisitions and divestiture:
            Increase in accounts receivable                                                    (1,021,561)          (799,932)
            Increase in inventories                                                            (1,027,610)          (230,000)
            (Increase) decrease in other current assets                                            30,639            (50,408)
            Increase (decrease) in accounts payable                                              (262,693)           588,397
            Increase in accrued expenses                                                          381,324             55,704
- - -------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN OPERATING ACTIVITIES                                                    (2,198,143)          (119,516)
- - -------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                                          (1,900,276)           (34,509)
   Other receivables                                                                             (241,256)                 0
   Cash outlays for acquired companies in excess of cash acquired                                (630,613)                 0
   Purchase of investment securities (Note 2)                                                     (72,726)                 0
- - -------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                                    (2,844,871)           (34,509)
- - -------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES (Notes 6 and 10):
   Notes payable issued net of payments                                                         2,181,967            133,444
   Proceeds from capital contribution (Note 10)                                                         0            100,000
   Common stock issued including conversions                                                    2,546,105              6,189
   Debentures issued net of conversion                                                          2,978,237                  0
   Long-term debt issued net of repayments                                                      1,623,384                  0
- - -------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 9,329,693            239,633
- - -------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                           4,286,679             85,608

CASH  AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                   85,608                  0
- - -------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $          4,372,287   $         85,608
===============================================================================================================================

See accompanying notes.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

Builders Warehouse Association, Inc. (the "Company" or "BW") through its subsidiaries designs, manufactures and markets networking, connectivity and add-on products for Local Area Networking markets. The Company's products include network adapters, hubs, video cards, shared printer network servers and adapters and printer enhancement products and products using Phase-Locked Loop, direct analog, and direct digital radio frequency ("RF") synthesis. The Company's products are sold worldwide to original equipment manufacturers and through distributors.

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.


1.       DESCRIPTION OF BUSINESS, ACQUISITIONS, AND DISCONTINUED OPERATIONS

         Builders Warehouse Association, Inc. is a Colorado corporation originally incorporated under the name of Ceetac Corp. on June 30, 1988, and subsequently doing business as Omni Corporation. The primary purpose of BW was to evaluate acquisition candidates and complete acquisitions of, or mergers with those candidates. The Company was therefore accounted for as a "development stage company" and until September 20, 1991, conducted no business activities.

         Effective May 31, 1995, the Company acquired 100% of the outstanding common stock of Relialogic Technology Corporation ("RTC"), a designer and manufacturer of add-on products for the multimedia computer marketplace as well as a distributor of computer products manufactured by others. At the time of this acquisition, the shareholders of RTC gained voting control of the Company and therefore RTC became the acquiring entity. As a result, RTC is the accounting survivor and reporting successor. The acquisition of RTC by the Company was recorded as a reverse acquisition. The predecessor company's balance sheets were adjusted to reflect the recapitalization of RTC pursuant to the acquisition. The historical stockholders' equity of RTC was adjusted to reflect the cost basis of the RTC shareholders in the net assets of RTC. As a result of the acquisition of RTC by the Company, RTC changed its accounting year end to May 31.

         The Company recorded the following summarized balances effective May 31, 1995 to reflect the reverse acquisition of BW:

                 Current assets                                          $ 1,788,908
                 Inventories                                               1,743,431
                 Property and equipment (net)                                966,790
                 Other assets                                                  5,537
                 Current liabilities                                      (5,220,390)
                 Notes payable                                              (100,044)
                                                                         -----------
                         Stockholders' equity (net)                      $  (815,768)
                                                                         ===========

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

         Summarized below are pro forma consolidated results of operations of the Company as though the reverse acquisition had occurred at the beginning of the earliest period presented:

                 Revenues                                               $ 6,693,731
                 Loss from continuing operations                            (81,020)
                 Loss from discontinued operations                       (2,433,000)
                 Net loss                                                (2,514,020)
                 Loss per common share                                  $     (8.23)


         ACQUISITION OF UNI PRECISION INDUSTRIAL LIMITED - On April 1, 1996, the Company acquired 100% of the common stock of Uni Precision Industrial Limited ("Uni"), a Hong Kong corporation, for a purchase price of approximately $6 million in cash and debt assumed: $500,000 was paid at the closing of the transaction and an additional $5.5 million was paid upon the provision to the Company of audited financial statements as of the acquisition date. An additional $4.0 million payment will be made on April 1, 1997 subject to pro rata adjustment based upon Uni having net income after tax of $2.5 million during the 12-month period ending March 31, 1997. The Company incurred additional costs in connection with the purchase of Uni of $813,000, of which $809,000 was paid through the issuance of restricted common shares.

         ACQUISITION OF SCITEQ ELECTRONICS, INC. - On May 31, 1996, through a merger with a newly-formed corporation, Sciteq Communications, Inc. ("Sciteq"), the Company acquired 100% of Sciteq Electronics, Inc., for $600,000 in cash, plus stock and below-market stock options of the Company valued at $2.4 million. An additional $2.0 million payment in stock of the Company will be made 12 months from closing subject to pro rata adjustment based upon Sciteq achieving pre-tax net income of $750,000 during the 12 month period ending December 31, 1996. The Company incurred additional costs in connection with the purchase of Sciteq of $579,000, of which $532,000 was paid or will be paid through the issuance of common shares.

         The former shareholders of Sciteq have the right to put their shares to the Company for cash during the 12 days beginning May 31, 1996. The value of the shares issued at closing of $1,993,578 has been reclassified as long term debt in the accompanying financial statements.

         As a result of the Sciteq acquisition the Company recorded a one-time charge to earnings for purchased research and development of $1,890,194. The Company analyzed, during and after the close of the acquisition, both the projected net cash flows from Sciteq's existing technology base and the status of its ongoing research and development program and concluded that the carrying value of the assets acquired exceeded the estimated net realizable values recorded in the purchase.

         ACQUISITION OF PACIFIC DATA PRODUCTS, INC. - On May 24, 1996, the Company, through its newly-created, wholly owned subsidiary PDP Acquisition Corp. ("PDPA"), acquired substantially all of the assets of Pacific Data Products, Inc. ("PDP"). The Company paid $273,000 in cash and assumed PDP's bank indebtedness of approximately $2.4 million in return for substantially all of PDP's assets, including cash, accounts receivable, inventory, fixed assets and intangibles including patents, trademarks, copyrights, in-process software development and certain specified agreements. The Company incurred additional costs in connection with the purchase of PDP's assets of $123,000 of which $121,000 was paid through the issuance of common shares.

         PDPA entered into an agreement with Coast Business Credit ("Coast") for a $5.0 million credit facility secured by all of PDPA's newly- acquired assets. The Company provided a $500,000 infusion of working capital to

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

PDPA, as well as a limited guarantee of $750,000 to effectuate the Coast credit facility.

         As a result of the asset acquisition by PDPA the Company recorded a one-time charge to earnings for purchased in-process software development costs of $517,865. The Company analyzed, during and after the close of the acquisition, both the projected net cash flows from PDPA's existing technology base and the status of its ongoing software development program and concluded that the carrying value of the assets acquired exceeded the estimated net realizable values recorded in the purchase.

         DISCONTINUED OPERATIONS - As of May 31, 1995, the Company disposed its loss-generating, wholly-owned subsidiary, BWA, Inc., which owned two Arkansas-incorporated operating subsidiaries, Builders Warehouse Association, Inc. and American Plywood Sales, Inc., both of which were engaged in the building supply industry. Such operations incurred an operating loss of approximately $2.4 million during the year ended May 31, 1995 and had a consolidated negative book value at that date of $1,143,042. Accordingly, the Company delivered 125,000 post reverse split shares of its common stock with an approximate market value of $437,500 at May 31, 1995 to the purchaser of BWA, Inc. In addition the buyer assumed certain future costs and potential losses as more fully described in Note 13.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements as of May 31, 1996 include the accounts of BW and RTC from July 1, 1994 (inception) through May 31, 1996, R-Net International, Inc. ("Rnet") from November, 1995 (formation), Sciteq from May 31, 1996, Uni from April 1, 1996 and PDPA, from May 24, 1996. (See Note 1). Immaterial subsidiaries of Uni have been accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to individually or collectively as the "Company". For purposes of financial reporting, RTC was treated as purchaser in a reverse acquisition of BW and its subsidiary, BWA, Inc.

         CASH AND CASH EQUIVALENTS - All cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased.

         ACCOUNTS AND NOTES RECEIVABLE - In the normal course of business, the Company extends unsecured credit to its customers related to the sales of various products. Typically credit terms require payment on the tenth day of the month following sales. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis.

         INVENTORY - Inventory consists of goods held for sale valued at the lower of cost or market. Inventories at May 31, 1996 consist of:

                 Raw materials                                        $  4,399,778
                 Work in process                                         2,398,294
                 Finished goods                                          1,122,802
                                                                      ------------
                                                                         7,920,874
                 Less:  Reserve for obsolescence                        (1,020,570)
                                                                      ------------
                                                                      $  6,900,304
                                                                      ============

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at historical cost. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases if shorter using accelerated and straight-line methods. Useful lives for property and equipment range from 5 to 15 years.

         Capitalized leases (Uni) are initially recorded at the present value of the minimum payments at the inception of the contracts, with an equivalent liability categorized as appropriate under current or non-current liabilities. Such assets are depreciated on the same basis as described above. Interest expense, which represents the difference between the minimum payments and the present value of the minimum payments at the inception of the lease, is allocated to accounting periods using a constant rate of interest over the lease.

         OTHER INVESTMENTS - Other investments include insignificant subsidiaries of Uni accounted for on the equity method, non-marketable securities held in other companies and an investment in a joint venture net of an allowance for permanent impairment of value.

          EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired is being amortized over 5 to 15 years and represents the excess of the purchase price over the fair value of net assets acquired. Accumulated amortization was $133,257 and $57,143 at May 31, 1996 and 1995, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair values.

         REVENUE RECOGNITION - Revenues are recognized when the products are shipped to the customers.

         INCOME TAXES - The Company has filed consolidated Federal and State income tax returns as of its fiscal year end since January 1, 1992. At May 31, 1995 there were no deferred taxes or income tax provisions recorded in the financial statements. At May 31, 1996 the deferred taxes and income tax provisions recorded in the financial statements relate to Uni's operations in China. (See Note 9)

         ADVERTISING - The Company's expenses advertising expenditures as incurred. Advertising expenses of the Company consist primarily of allowances given to customers rather than direct expenditures by the Company.

         LOSS PER COMMON SHARE - Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period which was computed based upon the equivalent shares of BW common stock issued in the reverse acquisition of RTC adjusted retroactively for all stock splits. Convertible securities outstanding and common stock to be issued are not included in the computation of earnings per share as they would be anti-dilutive.

         FOREIGN CURRENCY TRANSLATION - Foreign operations of the Company have been translated into U.S. dollars in accordance with principles prescribed in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," (FAS 52). For the fiscal year ended May 31, 1996 the current rate method was used whereby all assets and liabilities are translated at year-end exchange rates, and the resultant translation adjustments are included as a separate component of stockholders' equity. Revenues and expenses are translated at the average rates of exchange prevailing throughout the year, and the resultant gains and losses are included in net earnings.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

3.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following  as of May 31, 1996:

                 Manufacturing, engineering and plant equipment and software       $     7,433,364
                 Office furniture and fixtures                                           3,182,281
                 Autos                                                                     172,781
                 Leasehold improvements                                                  2,175,270
                                                                                   ---------------
                          Total property and equipment                                  12,963,696
                 Less:  Accumulated depreciation                                      (  4,809,873)
                                                                                   ---------------
                          Net book value                                           $     8,153,823
                                                                                   ===============

         Leasehold land and buildings of Uni with a cost of $2,173,790 are pledged to secure Uni's banking facility. See Notes 4 and 5. Cost and accumulated amortization of assets held under capitalized leases were $2,174,000 and $37,000.

         All the assets of PDPA including its property, plant and equipment are pledged to secure the credit facility with Coast as more fully described in
Note 4. No net book value was ascribed to these assets in the asset purchase for financial accounting purposes.


4.       SHORT TERM DEBT

         Short term debt consisted of the following at May 31, 1996:

                  Floating rate interest loan; a portion of banking facility of
                    Uni more fully described in Note 5; weighted average
                    interest rate for the two months ended May 31, 1996 was 9.7%       $    3,648,590
                  Floating rate interest loan (2% over Coast's prime rate); debt assumed by PDPA in asset acquisition (see Note 1); interest
                    rate for week ended May 31, 1996 was 10.25%                             2,175,804
                  Non-interest bearing demand loan                                             10,000
                                                                                       --------------
                          Total short term debt                                        $    5,834,394
                                                                                       ==============

         In connection with the acquisition of PDP's assets, PDPA assumed approximately $2.4 million in debt to Coast, an asset based lender. The debt is collateralized by inventories, accounts receivable, property, plant and equipment with a book value of approximately $2.3 million. The loans bear interest at 2% over the prime rate and for the week ended May 31, 1996 the interest rate remained constant at 10.25%. The maximum amount outstanding under PDPA's banking facility during the period was approximately $2.4 million and the average amount outstanding was approximately $2.3 million. At the end of the six month period beginning with the acquisition any unpaid balance of the loans assumed in the asset purchase will be converted into a term loan over an estimated three years.

         In addition to the debt assumed in the acquisition of PDP, PDPA and entered into an agreement with the Lender for a $5 million credit facility secured by all of PDPA's acquired assets. BW provided an injection of $500,000 working capital to PDPA, as well as a limited guarantee of $750,000. After using approximately $2.2

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

million outstanding as of May 31, 1996 for the purchase of PDP, $2.8 million is available for internal growth and for acquisitions.

         At May 31, 1995 short term debt consisted of a $133,444 non-interest bearing loan from the former shareholder of RTC due on demand.


5.       LONG TERM DEBT

         Long term debt consisted of the following as of May 31, 1996:

                  Floating rate interest loan; a portion of banking facility of
                    Uni more fully described below; weighted average interest
                    rate for the two months ended May 31, 1996 was 9.7%               $    1,651,649
                  Obligations under finance leases (Uni)                                     811,550
                  5% demand loan from an officer and director; refinanced by the placement of preferred stock shortly after year end
                    (see Notes 8 and 14)                                                   1,237,500
                                                                                      --------------
                                                                                           3,700,699
                  Less:  Current portion                                                 (   350,010)
                                                                                      --------------
                          Total long term debt                                        $    3,350,689
                                                                                      ==============

         As of May 31, 1996, Uni had aggregate loan facilities of approximately $12.5 million from various banks for overdrafts, loans and trade financing. Unused facilities as of the same date were approximately $5.0 million including bank overdrafts of $1.1 million and loan and trade financing of $3.9 million. These facilities are secured by a priority lien on Uni's leasehold land and buildings (Note 3), a pledge of Uni's bank deposits of approximately $3.5 million, liens on Uni's inventories released under trust receipt loans and guarantees by former directors of Uni and a corporation controlled by former directors of Uni as well as the directors themselves. The bank loans require Uni to maintain a tangible net worth of not less than $3.75 million. The maximum amount and average amount outstanding including current maturities during the period ended May 31, 1996 was approximately $9.4 million and $7.6 million, respectively.

         Long term debt including capitalized leases at May 31, 1996 is payable by year as follows:

                 1997                                $    1,705,165
                 1998                                       486,702
                 1999                                       443,924
                 2000                                       443,924
                 2001                                       264,353
                 2002 and later                             893,422
                                                     --------------
                                                          4,237,490
                 Less:  Interest portion                (   536,791)
                                                     --------------
                                                     $    3,700,699
                                                     ==============

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

6.       DEBENTURES PAYABLE

         During the year ended May 31, 1996 the Company began a private placement of convertible debentures that was subsequently completed after year end. The Company has the right to call the debentures prior to conversion at 90% of face value. The debentures bear interest at 8.0% beginning after date of issue and if converted the interest is payable in common shares. The debentures were sold at a 27.5% discount from face value and the Company raised net proceeds of $6,580,000 during the period and approximately $3 million after year end. Such debentures converted or can convert into common shares at a maximum of $18.00 per share or at market or conditions thereof. $1,375,000 in face value of debentures with conversion prices ranging from $6.00 to $9.00 were called by the Company prior to conversion with the proceeds of a loan from an officer and director (see Note 10). The debentures were ultimately exchanged for convertible preferred stock (see Note 14).

         Debentures with a face value of $3,680,000 plus accrued interest were converted during the year into 323,100 shares of the Company's common stock. After year end additional debentures with a face value of $2,085,000 plus accrued interest were converted into 191,141 shares of the Company's common stock. The Company has been notified by the agent for the remaining debenture holders that all the outstanding debentures will be converted into common shares.


7.       LEASES AND OTHER COMMITMENTS

         The Company occupies 322,000 square feet of office, manufacturing and distribution space; 44,300 square feet in the United States and 279,000 square
feet in Hong Kong and China.   The lease term for the 6,000 square foot
office and warehouse space for RTC, in Fremont, California expired on July 31, 1996 and RTC is remaining at that location on a month to month basis until the business relocates to San Diego, California to an existing facility. The Company occupies 37,000 square feet in San Diego with the lease expiring for 14,000 square feet occupied by Sciteq, on September 1, 1997 and 23,200 square feet occupied by PDPA on a month to month basis. The corporate offices of the Company occupy 1,000 square feet which is leased on a month to month basis. The Company's lease of a 21,000 square foot office/warehouse in Hong Kong expired May 31, 1996. Subsequently, the Company relocated to a
14,000 square foot facility which is owned by the Company. Finally the Company leases 258,000 square feet in China which is used for primarily manufacturing, warehouse and distribution, and administrative offices.

         Future minimum operating lease payments for the Company and its subsidiaries at May 31, 1996 are as follows, by year:

                 1997                                $    364,062
                 1998                                     211,244
                 1999                                      64,112
                                                     ------------
                                                     $    639,418
                                                     ============

         As of May 31, 1996, the Company's Hong Kong subsidiary, Uni, had significant commitments and contingent liabilities for open letters of credit, discounted bills and shipping guarantees executed in favor of various banks totaling approximately $2,427,000.

         Two officers of Sciteq have three-year employment contracts under which Sciteq is obligated to make payments of $220,000 per year in total. The Company has the right to terminate these contracts for cause.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

8.       STOCKHOLDERS' EQUITY

         The Company is authorized to issue the following shares of stock:

                25,000,000 shares of Common Stock ($.008 par value)
                10,000,000 shares of Preferred Stock ($.01 par value)
                10,000,000 shares of Preferred Stock, Series A ($.008 par value)

         Series A Preferred Stock has a $.008 par value and a $1,000 liquidation value. Holders of Series A Preferred Stock are not entitled to vote. The Series A Preferred Stock bears a cumulative 6% annual dividend payable annually on July 31 of each year. Such dividend is payable at the Company's option in either cash or common stock at the immediately preceding business day's closing price as reported by NASDAQ. Each share of Series A Preferred Stock is convertible into 285.75 shares of Common Stock on a post-reverse split basis. These shares were issued in connection with the reverse acquisition (See Note 1) and were fully converted into common stock prior to May 31, 1996.


9.       STOCK OPTIONS AND STOCK AWARD PLAN

         The Company has two stock option plans, the 1994 Stock Option Plan ("94 SOP") and the 1995 Stock Option Plan ("95 SOP") and a Stock Award Plan ("SAP"). The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contributions towards the Company's success.

         In addition to the activity indicated below, the Company granted options for 650,000 shares of common stock under the 95 SOP. Of such options granted under the 95 SOP, 325,000 are not exercisable until after May 31, 1997 and 325,000 until after May 31, 1998. The Company will register the 95 SOP options on Form S-8 with the Securities and Exchange Commission. All options were granted at not less than fair market value at the date of the grant.

         During the year ended May 31, 1996, the following activity occurred:

                                                                            Exercise
                                Stock Options                             Price Range           Options
                                -------------                             -----------           -------
         Options outstanding at May 31, 1995                                                            0
         Options registered January 17, 1996 - 94 SOP                    $3.18 to $8.58         1,000,000
         Options granted under 94 SOP                                    $3.18 to $8.58          (577,487)
                                                                                              -----------
                 94 SOP options registered and available for grant                                422,513
                                                                                              ===========

         Options granted under 94 SOP                                    $3.18 to $8.58           577,487
         Options exercised under 94 SOP                                  $3.18 to $8.58          (150,033)
                                                                                              -----------
                 Options outstanding under 94 SOP                                                 427,454
                                                                                              ===========

                              Stock Award Plan                                                  Shares
                              ----------------                                                  ------

         Grants outstanding at May 31, 1995                                                             0
         Shares registered under the SAP                                                          500,000
         Shares granted and issued under the SAP                                                 (359,444)
                                                                                              -----------
                 Options outstanding under SAP                                                    140,556
                                                                                              ===========

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

10.      CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

         REVERSE STOCK SPLITS - In March 1995, approval was granted for a one-for-six reverse stock split effective April 10, 1995. In June 1995, approval was granted for a one-for-two reverse split effective June 30, 1995. The effect of these changes was reflected in the financial statements retroactively as if the reverse splits occurred at the beginning of the reported period.

         PRIVATE PLACEMENT - The Company issued 175,824 post-reverse split Common shares to certain stockholders in exchange for marketable securities of a company controlled by them (See Note 11).

         RTC ACQUISITION - Pursuant to an Amended and Restated Stock Purchase Agreement dated May 31, 1995 (the "Agreement") the Company acquired all the outstanding shares of RTC, a California corporation, which began business on July 1, 1994 and in which certain shareholders and directors of the Company had an ownership interest. The Agreement provided that the Company issue 1,085,798 post reverse-split Common shares and 4,000 Class A Preferred shares (convertible into 1,143,000 common shares). Acquisition costs to the Company in this transaction were $250,000. The acquisition was recorded as a "reverse merger" (See Note 1).

         CONTRIBUTION TO CAPITAL - RTC had a non-interest bearing demand loan of $100,000 from Jardine Cho, the former owner of RTC, which was contributed to the capital of the Company as of May 31, 1995. No shares were issued in this transaction.

         MANAGEMENT FEE - RTC had an agreement through January 1, 1996 with Jardine Cho which provided compensation of $300,000 per annum or 5% RTC sales, whichever is greater, for management services. Jardine Cho and its shareholders had control of the Company immediately following the reverse merger. As of May 31, 1995 Jardine Cho terminated its agreement with RTC and accepted payment of its $334,600 obligation in common stock issued by the Company. During the year ended May 31, 1996 the Company issued 95,600 shares of common stock in full satisfaction of this liability.

         PRIVATE PLACEMENT - The Company issued 65,000 post-reverse split Common shares during the third quarter of fiscal 1996 for $260,000 cash.

         SCITEQ ACQUISITION - As described in Note 1, the Company issued 229,646 shares of common stock to the holders of Sciteq's outstanding common stock and in payment of costs incurred in connection with the transaction. In addition the Company issued options to acquire an additional 60,205 shares of common stock at $5.02 per share. The additional payment contingent upon the net income of Sciteq for the year ended December 31, 1996 will be made in common shares at the then market price.

         COVENANT NOT TO COMPETE - In connection with the acquisition of Sciteq, a former shareholder and officer of Sciteq executed a covenant not to compete with the Company and any of its subsidiaries for a period of five years. Shares with a value at issue of $200,000 will be issued in quarterly installments over two years. The initial payment resulted in the issuance of 1,567 shares of common stock.

         UNI ACQUISITION - In connection with the Company's acquisition of Uni on March 31, 1996 the Company issued 142,000 shares of its common stock valued at $809,400 in payment of costs incurred in connection with the transaction to two officers of RTC (See Note 1).

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

         PDP ACQUISITION - In connection with the Company's acquisition of the assets of PDP on May 24, 1996 the Company issued 17,200 shares of its common stock valued at $120,600 in payment of costs incurred in connection with the transaction (See Note 1).


11.      OTHER RELATED PARTY TRANSACTIONS

         Summarized below are all material related party transactions entered into by the Company and its subsidiaries during the year ended May 31, 1996 and the period July 1, 1994 (inception) to May 31, 1995 not otherwise disclosed in these notes.

         In May 1995 the Company issued 175,824 post reverse split shares of common stock to certain shareholders and directors (see Note 10) in exchange for marketable securities in a company controlled by them. Such securities had a market value of $149,091 as of May 31 1996. These shareholders have agreed to indemnify the Company against any decline in value of the marketable securities. As of May 31, 1996 the liability to the Company for this indemnification was $178,183 and it is included in other receivables (see Note
18).

         On February 29, 1996 the Company made a 8% demand loan in the amount of $100,000 to an officer of RTC. Accrued and unpaid interest at May 31, 1996 totaled $2,016.

         On April 12, 1996 the Company made a 8% demand loan in the amount of $100,000 to an entity controlled by one of its directors. Accrued and unpaid interest at May 31, 1996 totaled $1,074.

         On March 25, 1996 an entity controlled by an officer and director of the Company made a 5% demand loan to the Company in the amount of $1,237,500. Accrued and unpaid interest at May 31, 1996 totaled $12,494 (See Note 5).

         Accrued dividends payable are due a former shareholder and current officer of Uni and were declared prior to the acquisition of Uni by the Company.

         Uni, as a founding shareholder, holds 35% of the outstanding shares of Spectra Electronics Systems, Ltd. ("Spectra"), a Hong Kong private company, which sells point of sale equipment such as credit card readers for merchants in the Asian market. Spectra had sales (unaudited) of $445,000 and net income after tax of $163,000 (unaudited) for the two months ended May 31, 1996.

         In the ordinary course of business, Uni made sales of $263,000 and paid marketing research service fees of $129,000 to companies controlled by a former director and present officer of Uni.


12.      INCOME TAXES

         At May 31, 1996 the Company has accumulated federal net operating losses which may be potentially available to reduce future taxable income. However, among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. The Company believes that the issuances of its equity securities and transfers of ownership of outstanding equity securities may have resulted in one or more such ownership changes and intends

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through 1996. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized. The income tax provision for the year ended May 31, 1996 is comprised as follows:

                                                       United States      Non-U.S.             Total
                                                       -------------      --------             -----
         Income taxes:
             Current                                     $   2,000        $  38,000         $   40,000
             Deferred                                            0                0                  0
                                                         ---------        ---------         ----------
                 Total income tax provision              $   2,000        $  38,000         $   40,000
                                                         =========        =========         ==========

         The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the fiscal periods ended May 31, 1996 and 1995, is as follows:

                                                                                         July 1, 1994
                                                                        Year Ended       (inception)
                                                                       May 31, 1996      May 31, 1995
                                                                       ------------      ------------
         Earnings before U.S. and non-U.S. income taxes:
             United States                                            $  (3,147,000)   $ (    81,000)
             Foreign                                                        651,000                0
                                                                      -------------    -------------
                 Total                                                $  (2,496,000)   $ (    81,000)
                                                                      =============    =============

         Theoretical benefit at 35%                                   $     874,000    $      28,000
         U.S. loss for which no benefit was recorded as there is
             no assurance of realization                                 (1,101,000)     (    28,000)
         Adjustment for non-U.S. taxes in excess of theoretical
             U.S. tax rate                                                  120,000                0
         Foreign permanent differences                                       56,000                0
         Other                                                               11,000                0
                                                                      -------------    -------------
                 Total                                                $     (40,000)   $           0
                                                                      =============    =============



13.      LITIGATION

         The Company and certain former officers and directors are defendants in litigation filed in May 1994 seeking unspecified damages for allegedly violating sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and making a series of positive public statements to the securities market place. Management believes the claims to be without merit. Nevertheless, the ultimate outcome of the litigation cannot presently be determined. No provisions for any loss that may result upon resolution of this matter has been made in the financial statements. In addition, the Company is indemnified against any loss that may result by the buyer of BWA, Inc.

         The Company and its subsidiaries are involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial position or results of operations.

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

14.      SUBSEQUENT EVENTS

         MERGER - On June 18, 1996, the Company and Osicom Technologies, Inc. ("Osicom") entered into a definitive agreement whereby Osicom will acquire substantially all of the assets of BW. Under the terms of the agreement, shares of Osicom common stock will be issued to BW for substantially all of BW's assets. The Osicom common stock issued to BW will then be distributed to BW's shareholders in a complete liquidation. BW will receive 0.94 share of Osicom common stock for each common share of BW currently outstanding, which exchange ratio represents a 10 percent premium to the market value of BW stock based on the June 17, 1996 closing prices of $15 and $17.50 for BW and Osicom shares, respectively.

         Osicom is a Santa Monica, California-based company engaged in design and manufacture of digital video switches and routers for the telecommunications industry and, with its January 31, 1996, acquisition of RNS (formerly Rockwell Network Systems), is now an industry leader in providing high-speed Local Area Network solutions and connections for the high-growth Fast Ethernet, FDDI, and ISDN networking markets.

         Following the close of the transaction, Barry Witz, a director and chief executive officer of BW, will join Osicom's board of directors which will be expanded to five members. Sharon Chadha, the current CEO and Chairman of Osicom, Par Chadha and Dr. Xin Cheng will remain on the Board of Osicom. The remaining director position will be filled by Leonard N. Hecht, president of Chrysalis Capital Group, an investment banking company specializing in mergers and acquisitions. Mr. Hecht has served on the board of directors of many public and private companies and was a founding principal of Xerox Development Corporation, a wholly-owned subsidiary of the Xerox Corporation.

         The acquisition will qualify as a tax-free reorganization and will be completed as soon as practical subject to regulatory clearance and approval by the shareholders of both companies.

         DEBENTURE CONVERSIONS - Subsequent to May 31, 1996 debentures with a face value of $2,085,000 were converted into 191,141 shares of the Company's common stock.

         DEBENTURE PLACEMENTS - Subsequent to May 31, 1996 the Company completed its placement of convertible debentures and received net proceeds of approximately $3.0 million.

         PRIVATE PLACEMENT OF SECURITIES - On July 2, 1996, the Company completed a placement of $10.7 million face value of a new class of preferred stock ("Class B") which has a cumulative dividend of 8%, redeemable by the Company and is convertible into shares of the Company's common stock if not previously called. Dividend payments are scheduled to begin October 1, 1996. Holders can convert these preferred shares at a price of $18.50 or under certain conditions at market price. Holders of the preferred shares were also issued warrants to purchase 145,310 shares of the Company's common stock at $18.50 per share. Net proceeds received by the Company totaled approximately $8.1 million


15.      CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, the Company places its temporary cash investments with high credit quality financial institutions and limits, by policy, the amount of credit exposure to any one institution. The Company's foreign subsidiary, Uni, has one bank account which, at

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________



May 31, 1996 exceeded five percent of current assets: a $1,294,000 account at the Bank of China. As the Bank of China is a large, stable bank, the Company does not perceive significant credit exposure regarding this account.

         Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the Company's customer base spread across many industries and geographic areas. One customer accounted for 35.1% of net sales for the year ended May 31, 1996 and no customer accounted for more than 10% of sales during the period ended May 31, 1995. The largest single customer receivable at May 31, 1996 was $832,000. At May 31, 1995 no single receivable exceeded 10% of net receivables.


16.      SUPPLEMENTAL CASH FLOW DISCLOSURES

         Interest expense and taxes paid approximated the related expenses for the year ended May 31, 1996 and the period ended May 31, 1995.

         The stock issued to effect, in part, the Uni, Sciteq and PDP acquisitions during the year ended May 31, 1996 neither provided nor used cash. Accordingly, the stock has been excluded from the statement of cash flows.


17.      SEGMENT INFORMATION

         Information in the table below is presented on the same basis utilized by the Company to manage its business. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.

                                                                                         July 1, 1994
                                                                        Year Ended      (inception) to
                                                                       May 31, 1996      May 31, 1995
                                                                       ------------      ------------
         Net sales:
             United States                                              $14,144,000       $6,694,000
             Asia                                                         2,429,000                0
             Other                                                          116,000                0
             Inter-area eliminations                                       (286,000)               0
                                                                        -----------       ----------
                 Total net sales                                        $16,403,000       $6,694,000
                                                                        ===========       ==========

         Net income (loss):
             United States                                              $(2,688,000)      $  (81,000)
             Asia                                                           146,000                0
             Other                                                            7,000                0
             Inter-area eliminations                                         (1,000)               0
                                                                        -----------       ----------
                 Net income (loss)                                      $(2,536,000)      $  (81,000)
                                                                        ===========       ==========

         Total assets:
             United States                                              $13,810,000       $1,865,000
             Asia                                                        21,704,000                0
             Inter-area eliminations                                     (4,668,000)               0
                                                                        -----------       ----------
                 Total assets                                           $30,846,000       $1,865,000
                                                                        ===========       ==========

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________



18.      OTHER RECEIVABLES

         Other receivables at May 31, 1996 consisted of the following:

          8% demand loan due from entity controlled by director including
            accrued interest (see Note 11)                                         $     101,074
          8% demand loan due from an officer of RTC including accrued
            interest (see Note 11)                                                       102,016
          Due to Company under indemnification against loss in value of marketable securities received in private placement of shares
            due from directors (see Note 11)                                             178,183
          Due to Company under indemnification of costs related to BWA, Inc.
            (see Notes 1 and 13)                                                          62,893
          8% demand loan due from non-affiliate including accrued interest               244,041
          Other miscellaneous trade and non-trade receivables                            107,296
                                                                                   -------------
                 Total other receivables                                           $     795,503
                                                                                   =============


19.      VALUATION AND QUALIFYING ACCOUNTS

         Changes in the inventory obsolescence reserve were as follows:

                 Balance at July 1, 1994 (inception)                               $           0
                 Additions charged to costs and expenses                                   4,656
                 Amounts used during year                                                      0
                                                                                   -------------
                          Balance at June 1, 1995                                          4,656
                  Additions charged to costs and expenses solely from
                    acquisitions (see Note 1)                                          1,019,542
                 Amounts used (recovered) during year                                     (3,628)
                                                                                   -------------
                          Balance at May 31, 1996                                  $   1,020,570
                                                                                   =============

         Changes in the accounts receivable reserve for doubtful accounts were as follows:

                 Balance at July 1, 1994 (inception)                               $           0
                 Additions charged to costs and expenses                                  33,000
                 Amounts used during year                                                      0
                                                                                   -------------
                          Balance at June 1, 1995                                         33,000
                  Additions charged to costs and expenses solely from                    380,743
                    acquisitions (see Note 1)
                 Amounts used (recovered) during year                                    (13,000)
                          Balance at May 31, 1996                                  $
                                                                                   -------------
                                                                                         400,570
                                                                                   =============

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________




20.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of Uni and Sciteq had occurred at the beginning of each period presented. This pro forma presentation does not necessarily reflect the results as they would have been had the acquisitions actually occurred at the beginning of the periods presented.

                    July 1, 1994 (inception) to May 31, 1995


                                       Company                                             Pro Forma                Pro Forma
                                     consolidated           Uni            SCITEQ        Adjustments     Ref      Consolidated
                                    --------------------------------------------------------------------------------------------
Revenues                               $6,694,000       $46,315,000     $3,420,000       $1,311,000     (i)         $55,118,000
Cost of Sales                           5,890,000        41,676,000      1,994,000       (1,201,000)    (i)          48,359,000
                                    --------------------------------------------------------------------------------------------
     Gross Profit                         804,000         4,639,000      1,426,000          110,000                   6,759,000
Operating Expenses                        887,000         4,328,000      2,009,000           22,000     (ii)
                                                                                            107,000     (iii)
                                                                                            164,000     (iv)          7,517,000
                                    --------------------------------------------------------------------------------------------
     Operating Income (Loss)              (83,000)          311,000       (583,000)        (403,000)                   (758,000)
Other Income (Charges)                      2,000                                          (605,000)    (v)
                                                                                            (61,000)    (vi)           (664,000)
                                    --------------------------------------------------------------------------------------------
     Income Before Taxation               (81,000)          311,000       (583,000)      (1,069,000)                 (1,422,000)
Provision for Taxation
                                    --------------------------------------------------------------------------------------------
     Net Operating Income               $ (81,000)         $311,000      $(583,000)     $(1,069,000)                $(1,422,000)
                                    ============================================================================================

Weighted Average Shares Outstanding       305,285                                           369,556     (vii)           674,841

Loss Per Share, Primary and Fully
  Diluted                               $   (0.27)                                                                  $     (2.11)


                    June 1, 1995 to May 31, 1996


                                         Company                                             Pro Forma                Pro Forma
                                        consolidated            Uni            SCITEQ        Adjustments    Ref      Consolidated
                                      --------------------------------------------------------------------------------------------
Revenues                                 $16,402,000       $47,293,000     $4,213,000         $515,000      (i)       $67,393,000
Cost of Sales                             14,039,000        40,085,000      2,227,000         (526,000)     (i)        55,825,000
                                      --------------------------------------------------------------------------------------------
     Gross Profit                          2,363,000         7,208,000      1,986,000          (11,000)                11,568,000
Operating Expenses                         4,730,000         4,814,000      1,575,000           20,000      (ii)
                                                                                                97,000      (iii)
                                                                                               179,000      (iv)       11,415,000
                                      --------------------------------------------------------------------------------------------
     Operating Income (Loss)              (2,367,000)        2,394,000        411,000         (285,000)                   153,000
Other Income (Charges)                      (129,000)                                         (550,000)     (v)
                                                                                               (66,000)     (vi)         (745,000)
                                      --------------------------------------------------------------------------------------------
     Income Before Taxation               (2,496,000)        2,394,000        411,000         (901,000)                  (592,000)
Provision for Taxation                       (40,000)                                                                     (40,000)
                                      --------------------------------------------------------------------------------------------
     Net Operating Income               $ (2,536,000)       $2,394,000       $411,000        $(901,000)                $ (632,000)
                                      =============================================================================================

Weighted Average Shares Outstanding        1,933,764                                           369,556     (viii)       2,303,320

Loss Per Share, Primary and Fully
  Diluted                               $      (1.31)                                                                  $    (0.27)

BUILDERS WAREHOUSE ASSOCIATION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________




References for pro forma financial information:


(i) To eliminate sales to RTC by Uni and purchases from Uni by RTC in the periods presented.

(ii) To amortize the increased valuation of fixed assets of $365,000 recognized in the Uni acquisition, using an estimated 15 year useful life.

(iii) To amortize the excess cost over net assets of $1,743,000 arising from the Uni acquisition, using an estimated 15 year useful life.

(iv) To amortize the excess cost over net assets of $895,000 arising from the Sciteq acquisition, using an estimated 5 year useful life.

(v) To recognize interest expense which results from the assumption that the Company borrowed $6,000,000 at 11% per annum interest to effectuate the Uni acquisition.

(vi) To recognize interest expense which results from the assumption that the Company borrowed $600,000 at 11% per annum interest to effectuate the Sciteq acquisition.

(vii) To recognize shares issued in connection with the acquisitions of Uni and Sciteq.

(viii) To adjust weighted average shares outstanding as if shares issued in connection with the acquisitions of Uni and Sciteq had occurred at the beginning of the periods presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BUILDERS WAREHOUSE ASSOCIATION, INC.




By:  /s/ Par Chadha                    Date: August 7, 1996
   --------------------------
Par Chadha
Chairman and Director
Secretary
Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By: /s/ Barry Witz                     Date: August 7, 1996
   --------------------------
Barry Witz
Director
Chief Executive Officer
Chief Financial Officer